Form 10QSB
period 2001-01-31
SENTRY BUILDERS CORP
filed 2001-08-06
CIK 89005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2001

                             Commission File Number
                                     0-30974

                              SENTRY BUILDERS CORP.
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                       11-2159633
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         38 Hartman Hill Road                                11743
         Huntington, New York                              (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number: (631) 367-7450
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes    [ ] No

          As of January 31, 2001 the issuer had 256,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Accountant's Report                                                 1

         Balance Sheet
         January 31, 2001                                                    2

         Notes to Financial Statements                                       4

Item 2.  Plan of Operation                                                   5

                               ACCOUNTANT'S REPORT

Board of Directors

SENTRY BUILDERS, CORP.

38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheet of Sentry Builders, Corp. (a Corporation) as of January 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Sentry Builders, Corp.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

                                            /s/ F. X. Duffy & Co.


July 23, 2001

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2001

                                     ASSETS



CURRENT ASSETS:

TOTAL CURRENT ASSETS                                              $          0


TOTAL ASSETS                                                      $          0
                                                                  ============











    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                                    $       0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent))                    2,000
Additional Paid in Capital                          113,720
Retained Earnings                                  (115,720)
                                                    ---------

TOTAL STOCKHOLDERS' EQUITY                                                   0
                                                                     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       0
                                                                     =========






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2001

1. NATURE OF BUSINESS

   Sentry Builders, Corp. (The "Company") is currently an inactive corporation. A related company using the same name was incorporated in 1961 under the laws of the State of New York. In 1971 the Company was incorporated in the State of Delaware, obtaining a Delaware charter, and began public trading of its stock. The Company operated in full capacity until 1979. In 1979 because of negative economic conditions, all business operations and public trading of stock ceased and the Company has remained inactive since that time. The Company is authorized by its articles of incorporation to issue 1,000,000 shares par value of .01(cent) of common stock. 256,000 shares are presently issued and outstanding.

2. AMENDMENT TO THE ARTICLES OF INCORPORATION

   The Company is presently amending its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock.

ITEM 2. PLAN OF OPERATION

Sentry Builders Corp., ("Company"), a registered public company since January 1, 2001 is considered a development stage company. Our principal business purpose is to acquire operating assets or merge operating entities with our Company. Our emphasis is on, but not limited to, the acquisition of hotels located in the New York, New Jersey and Pennsylvania tri-state area that may be undercapitalized or financially distressed. We are in the early stages of implementing our business plan. The Company may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

SOURCE OF BUSINESS OPPORTUNITIES. We intend to use various sources in searching for potential business opportunities including our principal officer, Richard Melius, consultants, securities broker-dealers, venture capitalists, real estate brokers and members of the financial community and others who may present management with unsolicited proposals. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. The most likely scenarios for a possible business arrangement would involve the acquisition of or merger with an operating business in the hospitality industry, e.g., hotels, motels, restaurants, etc. We believe that our Company will attract private entities interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

EVALUATION CRITERIA. Once a potential acquisition or merger candidate has been identified, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. In evaluating potential business opportunities, we will consider several factors, if relevant, including potential benefits to our Company and our shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific business opportunity.

BUSINESS COMBINATION. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and the relative negotiating strength of the parties involved. In implementing a structure for a particular business acquisition, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

EMPLOYEES. As of this date, we do not have any employees except our president, Richard Melius. We have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. Management believes that its present employee is adequate to support its current operations.

Disclosure to Stockholders. The Company's Board of Directors will provide the Company's shareholders with a proxy or information statement containing complete disclosure documentation concerning a potential business opportunity structure. Such documentation will include financial statements of target entity, and/or assurances of value of the target entity assets.

                                   SIGNATURES

        In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SENTRY BUILDERS CORP.
                                       (Registrant)

Date:  August 2, 2001
                                       By: /s/ Richard Melius
                                           -------------------------------------
                                           Richard Melius
                                           President and Chief
                                           Executive Officer