Form 10QSB
period 2001-04-30
SENTRY BUILDERS CORP
filed 2001-08-06
CIK 89005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2001

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

                              [X] Yes    [ ] No

           As of April 30, 2001 the issuer had 256,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Accountant's Report                                                 1

         Balance Sheet
         April 30, 2001                                                      2

         Notes to Financial Statements                                       4

Item 2.  Plan of Operation                                                   5

                               ACCOUNTANT'S REPORT

Board of Directors

SENTRY BUILDERS, CORP.

38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheet of Sentry Builders, Corp. (a Corporation) as of April 30, 2001, and the related statements of income for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Sentry Builders, Corp.

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

                                              /s/ F. X. Duffy & Co.




July 23, 2001

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2001

                                     ASSETS



CURRENT ASSETS:

TOTAL CURRENT ASSETS                                                 $        0


TOTAL ASSETS                                                         $        0
                                                                     ==========












    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2001


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
                                                                      =========







    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE NINE MONTHS ENDED APRIL 30, 2001

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

ITEM 2. PLAN OF OPERATION

Sentry Builders Corp., ("Company"), a registered public company since January 1, 2001 is considered a development stage company. Our principal business purpose is to acquire operating assets or merge operating entities with our Company. Our emphasis is on, but not limited to, the acquisition of hotels located in the New York, New Jersey and Pennsylvania tri-state area that may be undercapitalized or financially distressed. We are continuing our search for a business opportunity candidate. The Company may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

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

                                       SENTRY BUILDERS CORP.
                                       (Registrant)

Date:  August 2, 2001

                                       By /s/ Richard Melius
                                          --------------------------------------
                                          Richard Melius
                                          President and Chief
                                          Executive Officer