Form 10-K
period 2001-07-31
SENTRY BUILDERS CORP
filed 2001-12-10
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	FOR THE FISCAL YEAR ENDED JULY 31, 2001

[ ]  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 0-30974

                           SENTRY BUILDERS CORP.
               (Name of small business issuer in its charter)

       Delaware                                         11-2159633
(State or jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization,)


                          38 Hartman Hill Road
                      Huntington, New York   11743
                              (631) 367-7450
       (Address and telephone number of principal executive offices)

    Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK, PAR VALUE $.01 PER SHARE

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [x]

        State issuer's revenues for its most recent fiscal year. $0

	As of July 31, 2001, there were 256,000 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.



                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I

Item 1.  Description of Business
--------------------------------

The Company was formed as a Delaware corporation in January 1970 under the name Sentry Builders Corp. at which time we acquired all of the issued and outstanding capital stock of Sentry Builders Corp., a New York corporation, whose business at the time involved construction in New York City. On November 6, 2000, the Company filed a Form 10-SB Registration with the Securities and Exchange Commission in order to become a reporting company under the Securities and Exchange Act of 1934 as amended. As presented in the 10-SB, it is our intent to actively seek, through acquisition or merger, potential operating businesses and business opportunities with a particular focus on the hospitality (hotel) industry. We have not yet commenced principal operations or earned significant revenues.

As reported and submitted to the Securities and Exchange Commission on Form 8-K (filed July 13, 2001) on June 30, 2001, pursuant to a Purchase Agreement by and between Richard Melius (sole shareholder of Route 537 Realty) and Sentry Builders Corp., Sentry proposed to acquire 100% of Route 537. Upon completion of the transaction, Route 537 Realty, Inc. becomes a wholly-owned subsidiary of Sentry.

The Company intends to continue to actively seek additional potential operating businesses and business opportunities with emphasis on hotels in the New York, New Jersey and Pennsylvania tri-state area.

Business Combination
--------------------

The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective Business Combinations. The Company's search is ongoing and, although it may be focused on the hospitality industry, is not restricted to any specific business, industry or geographic location. It may participate in a business venture of virtually any kind. In implementing a structure for a particular Business Combination, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.


Evaluation Criteria
-------------------

Once a particular entity has been identified as a potential merger or acquisition candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants. Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. We will target properties that we consider to be underutilized, over-leveraged or capital deficit companies where current owners are financially immobilized because of capital, liquidity, and tax requirements. These types of investments will be structured so that long-term value will be restored in the target property through increased utilization accomplished through marketing and capital improvements.

In evaluating potential business opportunities, we will consider several factors including potential benefits to our Company and our shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. There can be no assurance following consummation of any acquisition of merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.

Identifying a Target
--------------------

The selection of a Target entity will be complex and risky because of competition for such business opportunities among all segments of the financial community. In searching for a Target, the Company will consider various factors:

   -costs associated with effecting a Business Combination
   -equity interest in and possible management participation in the Target
   -growth potential of the Target and its industry
   -experience and skill of management and availability of additional personnel of the Target
   -capital requirements of the Target
   -competitive position of the Target
   -potential for further research, development or exploration
   -degree of current or potential market acceptance of product/service -risk factors
   -regulatory environment of the Target's industry
   -profit potential

The evaluation as to the merits of a particular Business Combination will be based on relevant factors above as well as other considerations deemed by management to be relevant to implementing a Business Combination consistent with the Company's business objective. Management will conduct an extensive due diligence review that will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as review of financial or other information made available to the Company.

Terms of Business Combination Agreement
---------------------------------------

The actual terms of an acquisition or merger transaction are unpredictable. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be implemented through various forms of a merger, consolidation or stock or asset acquisition. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. The written agreements executed in consummation of a Business Combination will contain, but not be limited to, the following:

   -representations and warranties by all parties thereto
   -specifications as to default penalties
   -terms of closing
   -conditions to be met prior to closing
   -conditions to be met after closing
   -allocation of costs, including legal and accounting fees

The Company is subject to all the reporting requirements included in the Exchange Act. It will therefore exercise its affirmative duty to file independent audited financial statements with the Securities and Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents will provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available, or do not conform to representations made by the Target, the proposed transaction will be voidable at the discretion of present Company management.

Item 2.  Description of Property
--------------------------------

The Company's corporate headquarters are located at 38 Hartman Hill Road, Huntington, New York 11743, with telephone number
(631) 367-7450. We pay no rent for this office space. We do not anticipate a change in our office space which is currently located in a home. The recent proposed acquisition of Route 537 Realty, Inc. as a wholly-owned subsidiary (see Form 8-K as filed July 13, 2001), includes real property that consists of a building and land once operated as a restaurant/motel located at Monmouth Road and County Route 537 in Springfield, New Jersey.

Item 3.  Legal Proceedings
--------------------------

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

There is no public trading market for our common stock. We have no outstanding options, or other securities that could be converted into common stock. As of October 31, 2001, there were approximately 113 holders of record of our 256,000 shares of common stock outstanding. Our president, Richard Melius owns 198,000 shares. We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividends, as of the date of this registration statement, we have no intention to declare dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange
Act of 1934, which represents the Company's expectations or beliefs concerning future events, including without limitation the following: fluctuations in the economy; ability of the Company to obtain financing on terms and conditions that are favorable; ability of the Company to improve levels of profitability and sufficiency of cash provided by operations.
The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, including without limitations, general economic conditions, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

     (a)     Plan of Operation.

Our purpose is to use our corporate vehicle to seek, investigate and, if such investigation warrants, acquire one or more business opportunities, "targets", presented to us by persons or firms who or which desire to seek the perceived advantage of a publicly held corporation. Our goal is to add other entities that will complement our recent acquisition (as proposed) of Route 537 Realty, Inc., owner of currently idle hotel/restaurant property. During the next twelve months we will continue to actively seek possible opportunities with the intent to acquire and merge with one or more business ventures using the procedures outlined in Item 1 above. Because of our current lack of funds, it may be necessary for our principal officer, director and shareholder to advance funds to accrue expenses until such time as a successful business consolidation can be made.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with industry standards. Management has adopted a policy that such finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company. Our principal business objective is to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. Although we intend to focus on the hospitality industry, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled". At the present time, we have not conducted any market studies with respect to business property or industry.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

We do not intend to use any employees, with the exception of our president, and part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will be used only if they can be obtained for a minimal cost on a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for additional business opportunities during the next twelve months.

While it is difficult to determine with accuracy, we anticipate that we will require $500,000 in cash to operate for the next twelve months.

Item 7.  Financial Statements
-----------------------------

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in
Item 13(a) of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                  Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The following sets forth the names and ages of our executive officers and directors. Directors are elected annually at our annual meeting of stockholders, and serve for the one year term for which they are elected and until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. Our officers are elected by the Board of Directors at its first meeting after each annual meeting of our shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death. Pursuant to our Bylaws we are authorized to maintain a minimum three member Board of Directors, and the executive officers as needed. The directors and officers for fiscal 2001 are as follows:

Name                            Age             Title
----                            ---             -----
Richard Melius			 65		President, CEO/Director,
                                                           CFO/Director

Theodore Daniels                 73             Secretary/Director
                                                Vice President, Sales

Cathy Ballas			 54		Director


Richard Melius has served as the Company's President, director and principal shareholder since its inception in 1970. From 1980 until the present Richard Melius has served as President and CEO of North American Motor Inns, and 259 Broadway Realty Corp., companies which are involved in the ownership and operation of hotels and restaurants in the tri-state areas of New York, New Jersey and Pennsylvania. From 1959 to 1979 Mr. Melius was engaged in the general construction business.

Theodore Daniels has served as the Company's Secretary and director since its inception in 1970. Mr. Daniels has been a practicing attorney in the State of New York and the State of Florida since 1954 and 1981 respectively.

Cathy Ballas owned and operated delicatessens in the New York area and has been retired for the last ten years.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of another person.


Item 10.  Executive Compensation
--------------------------------

No compensation has been paid to any officers or directors since inception. The Company does not expect to pay any direct or indirect compensation to its officers and directors except for reimbursement for reasonable out-of-pocket expenses. There are no understandings or arrangements otherwise relating to compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth information as of July 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.

                          AMOUNT AND APPROXIMATE
                     PERCENTAGE OF OUTSTANDING SHARES

                                                  BENEFICIAL        PERCENTAGE
CLASS           SHAREHOLDER                       OWNERSHIP           OF CLASS

Common          Richard Melius (1)<F1>            198,000                77%
		38 Hartman Hill Road
		Huntington, New York 11743

Common          Theodore Daniels (1)<F1>            1,000                <1%
		4400 N. Federal Highway, #210
		Boca Raton, Florida 33431

Common          Officers and directors
                as a group (2 persons)            199,000                77%


<F1>
(1) An officer and director

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them. No person named in the tables is acting as nominee for any persons or is otherwise under the control of any person or group of persons. Applicable percentages are based on 256,000 shares of common stock outstanding.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no material transactions, series of similar transactions, or currently proposed transactions, to which we were or are to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a)     Financial Statements - July 31, 2001

     Table of Contents                                i
     Report of Independent Public Accountant         F-1
     Balance Sheet                                   F-2
     Statement of Income                             F-4
     Notes to Financial Statements                   F-5

     (b)     Reports on Form 8-K
            None

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					SENTRY BUILDERS CORP.

                                        by:  /s/ Richard Melius
                                            -------------------
                                              Richard Melius
                                              President/CEO

December 7, 2001

                            Sentry Builders Corp.
                              FYE July 31, 2001


                              TABLE OF CONTENTS



Accountant's Report                                           F-1


FINANCIAL STATEMENTS

Balance Sheet - Assets                                        F-2

Balance Sheet - Liabilities and Stockholders' Equity          F-3

Statement of Income                                           F-4

Notes to Financial Statements                                 F-5

      F. X. DUFFY & CO.                   4265 KELLY DRIVE
      CERTIFIED PUBLIC                    PHILADELPHIA, PA  19129-1722
      ACCOUNTANT                          Tel: 215-438-8400  Fax 215-438-9630


                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of July 31, 2001 and the accompanying statements of income for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of July 31, 2001 and the results of its operations and its cash flows and its ( analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


_____________________
F. X. Duffy & Co.


November 27, 2001

                             SENTRY BUILDERS, CORP.

                                 BALANCE SHEET

                              AS OF JULY 31, 2001


                                     ASSETS



CURRENT ASSETS:


TOTAL CURRENT ASSETS                                 $      0


TOTAL ASSETS                                         $      0
                                                     --------















The accompanying notes are an integral part of the financial statements.

                            SENTRY BUILDERS, CORP.

                                BALANCE SHEET

                             AS OF JULY 31, 2001




                    LIABILITIES AND STOCKHOLDERS' EQUITY






TOTAL LIABILITIES                                        $         0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value $.01)           2,000
Additional Paid in Capital            113,720
Retained Earnings                    (115,720)

TOTAL STOCKHOLDERS' EQUITY                                         0
                                                             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         0
                                                             =======










The accompanying notes are an integral part of the financial statements.

                            SENTRY BUILDERS, CORP.

                             STATEMENT OF INCOME

                  FOR THE TWELVE MONTHS ENDED JULY 31, 2001






SALES                                                       $     0


TOTAL COST OF GOODS SOLD                                          0


OPERATING EXPENSES:

Legal and Accounting                1,305
Franchise Fee                          50

TOTAL OPERATING EXPENSES                                      1,355
                                                              -----

NET LOSS                                                 $   (1,355)
                                                             =======














The accompanying notes are an integral part of the financial statements.

                            SENTRY BUILDERS, CORP.

                        NOTES TO FINANCIAL STATEMENT

                 FOR THE TWELVE MONTHS ENDED JULY 31, 2001


1.  NATURE OF BUSINESS

Sentry Builders, Corp. (The "Company") is currently an inactive corporation.
A related company using the same name was incorporated in 1961 under the laws of the State of New York. In 1971 the Company was incorporated in the State of Delaware, obtaining a Delaware charter, and began public trading of its stock. The Company operated in full capacity until 1979. In 1979 because of negative economic conditions, all business operations and public trading of stock ceased and the Company has remained inactive since that time. The Company is authorized by its articles of incorporation to issue 1,000,000 shares par value of $.01 of common stock. 256,000 shares are presently issued and outstanding.

2.  AMENDMENT TO THE ARTICLES OF INCORPORATION

The Company is presently amending its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock.