Form 10QSB
period 2001-10-31
SENTRY BUILDERS CORP
filed 2002-03-07
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2001

                             Commission File Number
                                     0-30974

                              SENTRY BUILDERS CORP.
                 (Name of Small Business Issuer in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   11-2159633
                      (I.R.S. Employer Identification No.)

                              38 Hartman Hill Road
                              Huntington, New York
                    (Address of principal executive offices)

                                      11743
                                   (Zip Code)

                    Issuer's telephone number: (631)367-7450
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [x] Yes          [ ] No

          As of November 30, 2001 the issuer had 256,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         October 31, 2001 ...............................................      1

         Statement of Income ............................................      3
         October 31, 2001

         Statement of Cash Flows ........................................      4
         October 31, 2001

         Notes to Financial Statements ..................................      5

Item 2.  Plan of Operation ..............................................      6

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2001


                                     ASSETS



CURRENT ASSETS:


TOTAL CURRENT ASSETS ......................................................   $0


TOTAL ASSETS ..............................................................   $0
                                                                              ==


























                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2001




                      LIABILITIES AND STOCKHOLDERS' EQUITY






TOTAL LIABILITIES ...........................................         $       0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent)) ..........................             2,000

Additional Paid in Capital ..................................           113,720
Retained Earnings ...........................................          (115,720)
                                                                      ---------

TOTAL STOCKHOLDERS' EQUITY ..................................                 0
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................         $       0
                                                                      =========















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001






SALES .....................................................................   $0


TOTAL COST OF GOODS SOLD ..................................................    0


OPERATING EXPENSES:

Legal and Accounting ......................................................    0
Franchise Fee .............................................................    0
                                                                              --

TOTAL OPERATING EXPENSES ..................................................    0
                                                                              --


NET LOSS ..................................................................   $0
                                                                              ==




















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES .............................   $0
                                                                              --

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES .........................    0
                                                                              --

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING ........................................    0
                                                                              --


NET DECREASE IN CASH ......................................................    0


CASH AT THE BEGINNING OF PERIOD ...........................................    0
                                                                              --


        CASH AT THE END OF PERIOD .........................................   $0
                                                                              ==
















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001


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

Source of Business Opportunities.
--------------------------------

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

Evaluation Criteria.
-------------------

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

Business Combination.
--------------------

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


Disclosure to Stockholders.
--------------------------

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


                                                SENTRY BUILDERS CORP.
                                                    (Registrant)


Date:  March 5, 2002

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer