Form 10QSB
period 2002-01-31
SENTRY BUILDERS CORP
filed 2002-03-07
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2002

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

          As of January 31, 2002 the issuer had 256,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         January 31, 2002 ..................................................   1

         Statement of Income ............................................      3
         January 31, 2002

         Statement of Cash Flows ...........................................   4
         January 31, 2002

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   6

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2002


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

                             AS OF JANUARY 31, 2002




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

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002






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

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002


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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2002


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

Employees.
---------

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


                                                SENTRY BUILDERS CORP.
                                                     (Registrant)


Date:  March 6, 2002

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer