Form 10QSB/A
period 2001-10-31
SENTRY BUILDERS CORP
filed 2002-03-25
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   AMENDMENT 1

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

     2.  AMENDMENT TO THE ARTICLES OF INCORPORATION

        The Company previously amended its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock. On August 28,2001 the Company made a second amendment to its Articles of Incorporation and authorized the issuance of an additional 55,000,000 shares of stock. The Company presently has authorized 75,000,000 shares of common stock.

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


                                                SENTRY BUILDERS CORP.
                                                    (Registrant)


Date:  March 20, 2002

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer