Form 10KSB/A
period 2001-07-31
SENTRY BUILDERS CORP
filed 2002-04-01
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                   AMENDMENT 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

                         COMMISSION FILE NUMBER 0-30974

                              SENTRY BUILDERS CORP.
                 (Name of small business issuer in its charter)

                     Delaware                        11-2159633
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.)
                            organization,)


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes[x] No [ ].

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



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART II

Item 7.  Financial Statements

The financial statements that constitute Item 7 have been amended to include Statements of Cash Flow and Changes in Stockholders' Equity. An index to the financial statements appears in Item 13(a) of this report.

Item 13.  Exhibits and Reports on Form 8-K

        (a) Financial Statements - July 31, 2001

         Table of Contents ..........................    i
         Report of Independent Public Accountant ....   F-1
         Balance Sheet ..............................   F-2
         Statement of Income ........................   F-4
         Statement of Cash Flows ....................   F-5
         Statement of Changes in Stockholders' Equity   F-6
         Notes to Financial Statements ..............   F-7

(b)      Reports on Form 8-K
              None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SENTRY BUILDERS CORP.

                                            by: /s/ Richard Melius
                                                  -----------------
                                                 Richard Melius
                                                 President/CEO
April 2, 2002

                              Sentry Builders Corp.
                                FYE July 31, 2001


                                TABLE OF CONTENTS



Accountant's Report ................................   F-1


FINANCIAL STATEMENTS

Balance Sheet - Assets .............................   F-2

Balance Sheet - Liabilities and Stockholders' Equity   F-3

Statement of Income ................................   F-4

Statement of Cash Flows ............................   F-5

Statement of Changes in Stockholders' Equity .......   F-6

Notes to Financial Statements ......................   F-7







                                       i

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of July 31, 2001 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


---------------------
F. X. Duffy & Co.


March 27, 2002

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2001


                                     ASSETS



CURRENT ASSETS:


TOTAL CURRENT ASSETS   $0


TOTAL ASSETS .......   $0
                       --





















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2001




                      LIABILITIES AND STOCKHOLDERS' EQUITY






TOTAL LIABILITIES ........................                 $       0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent)) .......       2,000
Additional Paid in Capital ...............     113,720
Retained Earnings ........................    (115,720)

TOTAL STOCKHOLDERS' EQUITY ...............                         0
                                                           ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       0
                                                           =========











                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2001






SALES ..................                            $     0


TOTAL COST OF GOODS SOLD                                  0


OPERATING EXPENSES:

Legal and Accounting ...     1,305
Franchise Fee ..........        50


TOTAL OPERATING EXPENSES                              1,355
                                                     -------


NET LOSS ...............                            $(1,355)
                                                     =======















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES ...   $(1,355)
                                                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additional Paid in Capital ..............     1,355

        NET CASH PROVIDED BY INVESTING ACTIVITIES     1,355
                                                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING ..............         0
                                                    -------


NET DECREASE IN CASH ............................         0


CASH AT THE BEGINNING OF PERIOD .................         0
                                                    -------


        CASH AT THE END OF PERIOD ...............   $     0
                                                    =======















                 The accompanying notes are an integral part of
                           the financial statements.

                              SENTRY BUILDERS CORP.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE PERIOD AUGUST 1, 2000 THRU JULY 31, 2001


                                                                                        Deficit
                                    Common Stock             Additional Paid-In    Accumulated During     Stockholder
                                # of Shares   Par Value           Capital          Development State       Receivable     Total
                                  -------     ---------           --------            ----------           ----------     -----

Common Shares Issued to
Founders                         256,000       $2,000             $113,720              $   0                $  0       $ 115,720
Noncash General and Admin.
Expenses                               0            0                1,335                  0                   0           1,335

Net (loss)                             0            0                    0             (1,335)                  0          (1,335)
                                ---------     --------           ----------           ---------               -----     ----------

Balance - July 31, 2001          256,000       $2,000             $115,055            $(1,335)               $  0        $ 115,720



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