Form 10KSB/A
period 2001-07-31
SENTRY BUILDERS CORP
filed 2002-04-04
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A2
                                   AMENDMENT 2

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

         As of July 31, 2001, there were 253,730 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.



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

                                            SENTRY BUILDERS CORP.

                                            by: /s/ Richard Melius
                                                -------------------
                                                 Richard Melius
                                                 President/CEO
April 4, 2002

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

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2001






SALES ..................   $     0


TOTAL COST OF GOODS SOLD         0


OPERATING EXPENSES:

Legal and Accounting ...     1,305
Franchise Fee ..........        50
                           -------

TOTAL OPERATING EXPENSES     1,355
                           -------


NET LOSS ...............   $(1,355)
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

                              SENTRY BUILDERS CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD AUGUST 1, 2000 THRU JULY 31, 2001


                                                                                          Deficit
Common Shares                           Common Stock          Additional Paid-In    Accumulated During   Stockholder
Issued to:                         # of Shares   Par Value          Capital          Development State    Receivable       Total
                                      -------    --------         -----------            ---------        ----------       -----


Richard Melius                       198,000      $1,584            $113,720              $   0             $  0       $ 115,304
Theodore Daniels                       1,000           8                   0                  0                0               8
Melvin Koenig                          1,000           8                   0                  0                0               8
Public Float                          53,730         400                   0                  0                0             400
                                  ----------    ---------          ----------              ------           ------      ---------
Total                                253,370      $2,000            $113,720              $   0              $ 0       $ 115,720

Noncash General and Admin.
Expenses                                   0           0               1,335                  0                0           1,335

Net (loss)                                 0           0                   0             (1,335)               0          (1,335)
                                   ---------    --------           ----------          ---------             -----     ----------

Balance - July 31, 2001              253,730      $2,000            $115,055            $(1,335)             $  0       $ 115,720

                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2001


     1.  NATURE OF BUSINESS

         Sentry Builders, Corp. (The "Company") is currently an inactive corporation. A related company using the same name was incorporated in 1961 under the laws of the State of New York. In 1971 the Company was incorporated in the State of Delaware, obtaining a Delaware charter, and began public trading of its stock. The Company operated in full capacity until 1979. In 1979 because of negative economic conditions, all business operations and public trading of stock ceased and the Company has remained inactive since that time. The Company is authorized by its articles of incorporation to issue 1,000,000 shares par value of .01(cent) of common stock. 253,730 shares are presently issued and outstanding.

     2.  AMENDMENT TO THE ARTICLES OF INCORPORATION

        The Company is presently amending its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock.