Form 10QSB/A
period 2001-10-31
SENTRY BUILDERS CORP
filed 2002-04-04
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                   AMENDMENT 2

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

          As of November 30, 2001 the issuer had 253,730 shares of $.01 par value common stock outstanding.

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


                                                SENTRY BUILDERS CORP.
                                                    (Registrant)


Date:  April 4, 2002

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer