Form 10QSB/A
period 2002-01-31
SENTRY BUILDERS CORP
filed 2002-04-04
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   AMENDMENT 2

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

          As of January 31, 2002 the issuer had 253,730 shares of $.01 par value common stock outstanding.

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