Form 10QSB
period 2002-04-30
SENTRY BUILDERS CORP
filed 2002-05-15
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2002

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

           As of April 30, 2002 the issuer had 253,730 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         April 30, 2002 ................................................1

         Statement of Income ...........................................3
         April 30, 2002

         Statement of Cash Flows .......................................4
         April 30, 2002

         Notes to Financial Statements .................................5

Item 2.  Plan of Operation .............................................6

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2002


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

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2002




                      LIABILITIES AND STOCKHOLDERS' EQUITY






TOTAL LIABILITIES ...........................................         $       0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent)) ...............         2,000
Additional Paid in Capital .......................       113,720
Retained Earnings ................................      (115,720)
                                                        ---------

TOTAL STOCKHOLDERS' EQUITY ..................................                 0
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................         $       0
                                                                      =========







                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                     FOR THE SIX MONTHS ENDED APRIL 30, 2002






SALES ....................................................................   $0


TOTAL COST OF GOODS SOLD .................................................    0


OPERATING EXPENSES:

Legal and Accounting ...............................    0
Franchise Fee ......................................    0
                                                       ---

TOTAL OPERATING EXPENSES .................................................    0
                                                                             --


NET LOSS .................................................................   $0
                                                                             ==




















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES ............................   $0
                                                                             --

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES ........................    0
                                                                             --

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING .......................................    0
                                                                             --


NET DECREASE IN CASH .....................................................    0


CASH AT THE BEGINNING OF PERIOD ..........................................    0
                                                                             --


        CASH AT THE END OF PERIOD ........................................   $0
                                                                             ==
















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                     FOR THE SIX MONTHS ENDED APRIL 30, 2002


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

     2.  AMENDMENT TO THE ARTICLES OF INCORPORATION

         The Company previously amended its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock.
         On August 28, 2001 the Company made a second amendment to its Articles of Incorporation and authorized the issuance of an additional 55,000,000 shares of stock. The Company presently has authorized 75,000,000 shares of common stock.

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


                                                SENTRY BUILDERS CORP.
                                                    (Registrant)


Date:  May 15, 2002

                                                By /s/ Richard Melius
                                                    Richard Melius
                                                    President and Chief
                                                    Executive Officer