Form 10KSB
period 2002-07-31
SENTRY BUILDERS CORP
filed 2002-09-27
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

         As of July 31, 2002, there were 253,730 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.



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

Item 3  Legal Proceedings

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no public trading market for our common stock. We have no outstanding options, or other securities that could be converted into common stock. As of October 31, 2001, there were approximately 113 holders of record of our 253,730 shares of common stock outstanding. Our president, Richard Melius owns 198,000 shares. We have not paid a cash dividend on the common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. Although there is no restriction to pay dividends, as of the date of this registration statement, we have no intention to declare dividends.

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

While it is difficult to determine with accuracy, we anticipate that should we identify and acquire a target entity, we may require up to $500,000 in cash to operate for the next twelve months.

Item 7.  Financial Statements

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth the names and ages of our executive officers and directors. Directors are elected annually at our annual meeting of stockholders, and serve for the one year term for which they are elected and until their successors are duly elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. Our officers are elected by the Board of Directors at its first meeting after each annual meeting of our shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death. Pursuant to our Bylaws we are authorized to maintain a minimum three member Board of Directors, and the executive officers as needed. The directors and officers for fiscal 2002 are as follows:

Name                                 Age                    Title
----                                 ---                    -----

Richard Melius                       66              President, CEO/Director,
                                                                CFO/Director

Theodore Daniels                     74              Secretary/Director
                                                     Vice President, Sales

Cathy Ballas                         55              Director


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2002 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.

                             AMOUNT AND APPROXIMATE
                        PERCENTAGE OF OUTSTANDING SHARES

                                             BENEFICIAL               PERCENTAGE
CLASS             SHAREHOLDER                OWNERSHIP                 OF CLASS

Common   Richard Melius (1)                   198,000                      77%
         38 Hartman Hill Road
         Huntington, New York 11743

Common   Theodore Daniels (1)                   1,000                      <1%
         4400 N. Federal Highway, #210
         Boca Raton, Florida 33431

Common   Officers and directors
         as a group (2 persons)               199,000                      77%

(1) An officer and director

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them. No person named in the tables is acting as nominee for any persons or is otherwise under the control of any person or group of persons. Applicable percentages are based on 253,730 shares of common stock outstanding.

Item 12.  Certain Relationships and Related Transactions

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

                                            SENTRY BUILDERS CORP.

                                            by:  /s/ Richard Melius______
                                                     Richard Melius
                                                     President/CEO

September 25, 2002

                              Sentry Builders Corp.
                                FYE July 31, 2002


                                TABLE OF CONTENTS



Accountant's Report ......................................................   F-1


FINANCIAL STATEMENTS

Balance Sheet - Assets ...................................................   F-2

Balance Sheet - Liabilities and Stockholders' Equity .....................   F-3

Statement of Income ......................................................   F-4

Statement of Cash Flows ..................................................   F-5

Statement of Stockholders' Equity ........................................   F-6

Notes to Financial Statements ............................................   F-7

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
         CERTIFIED PUBLIC                   PHILADELPHIA, PA  19129-1722
         ACCOUNTANT                         Tel: 215-438-8400  Fax 215-438-9630


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of July 31, 2002 and the accompanying statements of income for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of July 31, 2002 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


---------------------
F. X. Duffy & Co.


September 23, 2002



                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2002


                                     ASSETS



CURRENT ASSETS:


TOTAL CURRENT ASSETS .....................................................   $0


TOTAL ASSETS .............................................................   $0
                                                                             --





















                 The accompanying notes are an integral part of
                           the financial statements.




                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2002




                      LIABILITIES AND STOCKHOLDERS' EQUITY






TOTAL LIABILITIES ...........................................         $       0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent)) ...............        2,000
Additional Paid in Capital .......................      114,760
Retained Earnings ................................    (116,760)

TOTAL STOCKHOLDERS' EQUITY ..................................                 0
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................         $       0
                                                                      =========











                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2002






SALES ....................................................              $     0


TOTAL COST OF GOODS SOLD .................................                    0


OPERATING EXPENSES:

Legal and Accounting .......................        990
Franchise Fee ..............................         50

TOTAL OPERATING EXPENSES .................................                1,040
                                                                        -------


NET LOSS .................................................              $(1,040)
                                                                        =======















                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS
                    FOR THE TWELVE MONTHS ENDED JULY 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES ..................        $(1,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additional Paid in Capital .............................          1,040

        NET CASH PROVIDED BY INVESTING ACTIVITIES ..............          1,040

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING .............................              0


NET DECREASE IN CASH ...........................................              0


CASH AT THE BEGINNING OF PERIOD ................................              0


        CASH AT THE END OF PERIOD ..............................        $     0
                                                                        -------




                 The accompanying notes are an integral part of
                           the financial statements.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS-EQUITY

                FOR THE PERIOD AUGUST 1, 2001 THRU JULY 31, 2002

                                                                                                              Deficit
                                          Common Stock            Additional Paid-In    Accumulated During   Stockholder
                                 # of Shares        Par Value          Capital          Development Stage    Receivable       Total

Common Shares Issued to:
Richard Melius                    198,000           $1,584          $ 113,720                $ 0               $  0       $ 115,304
Theodore Danials                    1,000                8               0                     0                  0               8
Melvin Koenig                       1,000                8               0                     0                  0               8
Public Float                       53,730              400               0                     0                  0             400

                                ----------          -------        -------------            ---------            -----   ----------
Total                             253,730           $2,000          $ 113,720                 $ 0              $  0      $  115,720

Noncash General and
Administrative Expenses                 0                0              1,040                   0                 0        $  1,040

Net (loss)                              0                0                  0              $ 1,040                0         (1,040)
                                ---------         --------         ------------            ---------             ----   -----------
Balance - July 31,2002            253,730           $2,000          $ 114,760              $ 1,040             $  0      $  116,760



                 The accompanying notes are an integral part of
                           the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2002


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