Form 10QSB
period 2002-10-31
SENTRY BUILDERS CORP
filed 2003-07-25
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2002

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

          As of October 31, 2002 the issuer had 253,730 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheet
         October 31, 2002 ..................................................   1

            Statement of Income ............................................   3
         October 31, 2002

         Statement of Cash Flows ...........................................   4
         October 31, 2002

         Notes to Financial Statements .....................................   5

            Supplemental Notes to Financial Statements .....................   6

Item 2.  Plan of Operation .................................................   7

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2002


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

                             AS OF OCTOBER 31, 2002




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

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002






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

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002


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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002


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

                             SENTRY BUILDERS, CORP.

                    SUPPLEMENTAL NOTES TO FINANCIAL STATEMENT

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002




1.  OWNERSHIP OF STOCK


Sentry Builders, Corp.'s (The "Company") shareholder of record on October 31, 2002, was Richard Melius. Mr. Melius owned 100% of all issued and outstanding shares of Capital Stock. There was no transfer of stock during the period covered by these financial statements.

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


                                                SENTRY BUILDERS CORP.
                                                       (Registrant)


Date:  July 18, 2003

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer