Form 10QSB
period 2003-01-31
SENTRY BUILDERS CORP
filed 2003-07-25
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2003

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

                      As of January 31, 2003 the issuer had
                     253,730 shares of $.01 par value common
                               stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheet
         January 31, 2003 ..................................................   1

            Statement of Income ............................................   3
         January 31, 2003

         Statement of Cash Flows ...........................................   4
         January 31, 2003

         Notes to Financial Statements .....................................   5

            Supplemental Notes to Financial Statements .....................   6

Item 2.  Plan of Operation .................................................   7

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2003


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

                             AS OF JANUARY 31, 2003



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

                    FOR THE SIX MONTHS ENDED JANAURY 31, 2003





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

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2003


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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2003


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

                             SENTRY BUILDERS, CORP.

                    SUPPLEMENTAL NOTES TO FINANCIAL STATEMENT

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2003



1.  OWNERSHIP OF STOCK


Sentry Builders, Corp.'s (The "Company") shareholder of record on January 31, 2003, was Richard Melius. Mr. Melius owned 100% of all issued and outstanding shares of Capital Stock. There was no transfer of stock during the period covered by these financial statements.

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