Form 10QSB
period 2003-04-30
SENTRY BUILDERS CORP
filed 2003-07-25
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2003

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

           As of April 30, 2003 the issuer had 253,730 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Balance Sheet
         April 30, 2003 ....................................................   1

            Statement of Income ............................................   3
         April 30, 2003

         Statement of Cash Flows ...........................................   4
         April 30, 2003

         Notes to Financial Statements .....................................   5

            Supplemental Notes to Financial Statements .....................   6

Item 2.  Plan of Operation .................................................   7

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2003


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

                              AS OF APRIL 30, 2003



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

                    FOR THE NINE MONTHS ENDED APRIL 30, 2003





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

                    FOR THE NINE MONTHS ENDED APRIL 30, 2003


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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE NINE MONTHS ENDED APRIL 30, 2003


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

                    FOR THE NINE MONTHS ENDED APRIL 30, 2003



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