Form 10KSB
period 2003-07-31
SENTRY BUILDERS CORP
filed 2004-08-05
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2003

|_|  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

         As of July 31, 2003, there were 253,730 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.

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

                                            SENTRY BUILDERS CORP.

                                            by:  /s/ Richard Melius
                                               --------------------
                                                     Richard Melius
                                                     President/CEO

August 4, 2004

                                TABLE OF CONTENTS

Accountant's Report                                                       Page 1

FINANCIAL STATEMENTS

Balance Sheet - Assets                                                    Page 2

Balance Sheet - Liabilities and Stockholders' Equity                      Page 3

Statement of Income                                                       Page 4

Statement of Cash Flows                                                   Page 5

Notes to Financial Statements                                             Page 6

--------------------------------------------------------------------------------

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
FXD      CERTIFIED PUBLIC                   PHILADELPHIA, PA 19129-1722
         ACCOUNTANT                         Tel: 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of July 31, 2003 and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of July 31, 2003 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                           /s/ F. X. Duffy & Co.
                                                           ---------------------
                                                           F. X. Duffy & Co.

June 18, 2004

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2003

                                     ASSETS

CURRENT ASSETS:

TOTAL CURRENT ASSETS                                                  $     0

TOTAL ASSETS                                                          $     0
                                                                      =======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                                     $       0

STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent))                        2,000
Additional Paid in Capital                              113,720
Retained Earnings                                     (115,720)
                                                      --------

TOTAL STOCKHOLDERS' EQUITY                                                    0
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       0
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2003

SALES                                                                   $     0

TOTAL COST OF GOODS SOLD                                                      0

OPERATING EXPENSES:

Legal and Accounting                                  0
Franchise Fee                                         0
                                                  -----

TOTAL OPERATING EXPENSES                                                      0
                                                                        -------

NET LOSS                                                                $     0
                                                                        =======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

        NET CASH USED BY OPERATING ACTIVITIES                           $     0
                                                                        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES                             0
                                                                        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                            0
                                                                        -------

NET DECREASE IN CASH                                                          0

CASH AT THE BEGINNING OF PERIOD                                               0
                                                                        -------

        CASH AT THE END OF PERIOD                                       $     0
                                                                        =======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2003

1. NATURE OF BUSINESS

Sentry Builders, Corp. (The "Company") is currently an inactive corporation. A related company using the same name was incorporated in 1961 under the laws of the State of New York. In 1971, the Company was incorporated in the State of Delaware, obtaining a Delaware charter, and began public trading of its stock. The Company operated in full capacity until 1979. In 1979, because of negative economic conditions, all business operations and public trading of stock ceased and the Company has remained inactive since that time. The Company is authorized by its articles of incorporation to issue 1,000,000 shares par value of ..01(cent) of common stock. 253,730 shares are presently issued and outstanding.

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