Form 10QSB
period 2003-10-31
SENTRY BUILDERS CORP
filed 2004-08-05
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 |X| Yes |_| No

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

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
FXD      CERTIFIED PUBLIC                   PHILADELPHIA, PA 19129-1722
         ACCOUNTANT                         Tel: 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of October 31, 2003 and the accompanying statements of income and cash flows for the three months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of October 31, 2003 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                        /s/ F.X. Duffy & Co.
                                                        --------------------
                                                        F.X. Duffy & Co.

June 18, 2004

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2003

                                     ASSETS

CURRENT ASSETS:

TOTAL CURRENT ASSETS                                                    $      0

TOTAL ASSETS                                                            $      0
                                                                        ========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2003

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

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

SALES                                                                   $      0

TOTAL COST OF GOODS SOLD                                                       0

OPERATING EXPENSES:

Legal and Accounting                                    0
Franchise Fee                                           0
                                                 --------

TOTAL OPERATING EXPENSES                                                       0
                                                                        --------

NET LOSS                                                                $      0
                                                                        ========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

        NET CASH USED BY OPERATING ACTIVITIES                           $      0
                                                                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES                              0
                                                                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                             0
                                                                        --------

NET DECREASE IN CASH                                                           0

CASH AT THE BEGINNING OF PERIOD                                                0
                                                                        --------

        CASH AT THE END OF PERIOD                                       $      0
                                                                        ========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

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

                                                SENTRY BUILDERS CORP.
                                                       (Registrant)

Date:  August 4, 2004

                                                By /s/ Richard Melius
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer