Form 10QSB
period 2004-01-31
SENTRY BUILDERS CORP
filed 2004-08-05
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2004

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

                                   ----------

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

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
FXD      CERTIFIED PUBLIC                   PHILADELPHIA, PA 19129-1722
         ACCOUNTANT                         Tel: 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of January 31, 2004 and the accompanying statements of income and cash flows for the six months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of January 31, 2004 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

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


                                        /s/ F. X. Duffy & Co.
                                        ---------------------
                                        F. X. Duffy & Co.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2004

                                     ASSETS

CURRENT ASSETS:

TOTAL CURRENT ASSETS                                                      $    0

TOTAL ASSETS                                                              $    0
                                                                          ======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF JANUARY 31, 2004

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

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2004

SALES                                                                    $     0

TOTAL COST OF GOODS SOLD                                                       0

OPERATING EXPENSES:

Legal and Accounting                                             0
Franchise Fee                                                    0
                                                           -------

TOTAL OPERATING EXPENSES                                                       0
                                                                         -------

NET LOSS                                                                 $     0
                                                                         =======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2004

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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE SIX MONTHS ENDED JANUARY 31, 2004

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