Form 10QSB
period 2004-04-30
SENTRY BUILDERS CORP
filed 2004-08-05
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended April 30, 2004

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

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
FXD      CERTIFIED PUBLIC                   PHILADELPHIA, PA 19129-1722
         ACCOUNTANT                         Tel: 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of April 30, 2004 and the accompanying statements of income and cash flows for the nine months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of April 30, 2004 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

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


                                                           /s/ F. X. Duffy & Co.
                                                           ---------------------
                                                           F. X. Duffy & Co.

June 18, 2004

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                              AS OF APRIL 30, 2004

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

                              AS OF APRIL 30, 2004

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

                    FOR THE NINE MONTHS ENDED APRIL 30, 2004

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

                    FOR THE NINE MONTHS ENDED APRIL 30, 2004

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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE NINE MONTHS ENDED APRIL 30, 2004

1. NATURE OF BUSINESS

Sentry Builders, Corp. (The "Company") is currently an inactive corporation. A related company using the same name was incorporated in 1961, under the laws of the State of New York. In 1971, the Company was incorporated in the State of Delaware, obtaining a Delaware charter, and began public trading of its stock. The Company operated in full capacity until 1979. In 1979, because of negative economic conditions, all business operations and public trading of stock ceased and the Company has remained inactive since that time. The Company is authorized by its articles of incorporation to issue 1,000,000 shares par value of ..01(cent) of common stock. 253,730 shares are presently issued and outstanding.

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