Form 10KSB
SENTRY BUILDERS CORP
filed 2004-08-05
CIK 89005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

         As of July 31, 2004, there were 253,730 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.

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

         F. X. DUFFY & CO.                  4265 KELLY DRIVE
FXD      CERTIFIED PUBLIC                   PHILADELPHIA, PA 19129-1722
         ACCOUNTANT                         Tel: 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of July 31, 2004 and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of July 31, 2004 and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

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


                                                           /s/ F. X. Duffy & Co.
                                                           ---------------------
                                                           F. X. Duffy & Co.

June 18, 2004

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                               AS OF JULY 31, 2004

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

                               AS OF JULY 31, 2004

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

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2004

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

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2004

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

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                    FOR THE TWELVE MONTHS ENDED JULY 31, 2004

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