Form 10QSB
period 2004-10-31
SENTRY BUILDERS CORP
filed 2004-11-08
CIK 89005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2004

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

  FXD F. X. DUFFY & CO.                     4265 KELLY DRIVE
      CERTIFIED PUBLIC                      PHILADELPHIA, PA 19129-1722
      ACCOUNTANT                            Tel. 215-438-8400 o Fax 215-438-9630

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Sentry Builders, Corp.
38 Hartman Hill Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Sentry Builders, Corp. as of October 31, 2004, and the accompanying statements of income and cash flows for the three months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sentry Builders, Corp. as of October 31, 2004, and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the period then ended in conformity with generally accepted accounting principles.

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


                                                /s/ F. X. Duffy & Co.
                                                ---------------------
                                                F. X. Duffy & Co.

November 2, 2004

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
---------------

TOTAL CURRENT ASSETS                                                      $    0

TOTAL ASSETS                                                              $    0
                                                                          ======

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                                  BALANCE SHEET

                             AS OF OCTOBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES                                                      $       0

STOCKHOLDERS' EQUITY:

Common Stock (Par Value .01(cent))               2,000
Additional Paid in Capital                     114,020
Retained Earnings                             (116,020)
                                              --------

TOTAL STOCKHOLDERS' EQUITY                                                     0
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       0
                                                                       =========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                               STATEMENT OF INCOME

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

SALES                                                                  $       0

TOTAL COST OF GOODS SOLD                                                       0

OPERATING EXPENSES:

Legal and Accounting                       0
Franchise Fee                              0
                                     -------

TOTAL OPERATING EXPENSES                                                       0
                                                                       ---------

NET LOSS                                                               $       0
                                                                       =========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                             STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

        NET CASH USED BY OPERATING ACTIVITIES                          $       0

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES                              0
                                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                                     $       0
                                                                       ---------

NET DECREASE IN CASH                                                           0

CASH AT THE BEGINNING OF PERIOD                                                0
                                                                       ---------

        CASH AT THE END OF PERIOD                                      $       0
                                                                       =========

    The accompanying notes are an integral part of the financial statements.

                             SENTRY BUILDERS, CORP.

                          NOTES TO FINANCIAL STATEMENT

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

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

2. AMENDMENT TO THE ARTICLES OF INCORPORATION

The Company previously amended its articles of incorporation to authorize the issuance of an additional 19,000,000 shares of stock. On August 28, 2001, the Company made a second amendment to its Articles of Incorporation and authorized the issuance of an additional 55,000,000 shares of stock. The Company presently has authorized 75,000,000 shares of common stock.

                                                      SIGNATURES

        In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SENTRY BUILDERS CORP.
                                                       (Registrant)

Date: November 8, 2004


                                                By /s/ Richard Melius
                                                   -----------------------------
                                                       Richard Melius
                                                       President and Chief
                                                       Executive Officer